Form 10-K
period 2024-12-31
Ameren Missouri Securitization Funding I, LLC
filed 2025-03-31
CIK 2039835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

333-282616-01	Ameren Missouri Securitization Funding I, LLC	33-1368847
(Issuing Entity)
(Delaware Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Depositor and Sponsor)
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Ameren Missouri Securitization Funding I, LLC	Yes	☐	No	☒
Union Electric Company	Yes	☒	No	☐

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. (Response applicable to all registrants.)	Yes	☐	No	☒

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes	☒	No	☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Auditor Name:	PricewaterhouseCoopers LLP	Auditor Firm ID:	238	Auditor Location:	St. Louis, Missouri
DOCUMENTS INCORPORATED BY REFERENCE
None

Part I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business
•Item 1A. Risk Factors
•Item 1C. Cybersecurity
•Item 2. Properties
•Item 3. Legal Proceedings
Item 1B. Unresolved Staff Comments
None.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
•Item 6. [Reserved]
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk
•Item 8. Financial Statements and Supplementary Data
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
•Item 9A. Controls and Procedures
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of Ameren Missouri Securitization Funding I, LLC as of December 31, 2024:

Name	Age	Title	Background
Darryl T. Sagel	52	Manager, Treasurer and President	Darryl T. Sagel has served as Vice President and Treasurer of Ameren Corp. and Ameren Missouri since July 2018. Mr. Sagel previously served as Vice President, Corporate Development from July 2012 to July 2018. Prior to joining Ameren in 2012, Mr. Sagel served as a Managing Director, Investment Banking, with Rothschild Inc. and with Lazard in their New York offices.
David R. Loesch	49	Manager and Controller	David R. Loesch was appointed Vice President and Controller of Ameren Corp. in June 2020. Mr. Loesch previously served as Director, Ameren Services Center from May 2017 to June 2020 and as Director, External Reporting, from January 2013 to May 2017, and previously in various accounting roles. Prior to joining Ameren in 2000, Mr. Loesch worked for a public accounting firm.
Lisa M. Pierro	44	Independent Manager	Ms. Pierro joined CT Corporation System, a WoltersKluwer business, in 2013 and currently serves as Senior Customer Staffing Specialist and Independent Director/Manager. Prior to her current role, Ms. Pierro served as a Customer Specialist and an Assistant Team Leader.
Ameren Missouri Securitization Funding I, LLC is a wholly-owned subsidiary of Union Electric Company, which in turn is a wholly-owned subsidiary of Ameren Corporation.

Code of Ethics
As a wholly-owned indirect subsidiary of Ameren Corporation, Ameren Missouri Securitization Funding I, LLC, together with its managers and executive officers, is subject to Ameren Corporation’s code of ethics. The Ameren Companies make available free of charge through Ameren’s website (www.amereninvestors.com) the code of ethics. Any amendment to the code of ethics and any waiver from a provision of the code of ethics will be posted on Ameren’s website within four business days following the date of the amendment or waiver.
Item 11. Executive Compensation
Other than the annual independent manager fee of $3,000 paid to CT Corporation System, Ameren Missouri Securitization Funding I, LLC does not pay any compensation to its managers or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Manager Lisa M. Pierro is an independent manager and an employee of CT Corporation System.
Item 14. Principal Accountant Fees and Services
Omitted pursuant to General Instruction J of Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.
(a)(3) and (b)	Refer to exhibit listing below.
(c)	None.

Exhibit Number	Description
(i) Exhibits filed herewith:
31.1	Certification pursuant to Rule 13a-14(d)/15(d)-14(d)
33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for Union Electric Company, as Servicer
33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for The Bank of New York Mellon, as Indenture Trustee
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of Union Electric Company, as Servicer
34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee
35.1	Servicer Compliance Statement of Union Electric Company, as Servicer
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(ii) Exhibits furnished herewith:
None
(iii) Exhibits incorporated by reference:
3.1	Certificate of Formation of Ameren Missouri Securitization Funding I, LLC
3.2	Amended and Restated Limited Liability Company Agreement of Ameren Missouri Securitization Funding I, LLC, dated as of December 10, 2024
4.1	Indenture between Ameren Missouri Securitization Funding I, LLC and The Bank of New York Mellon Trust Company, N.A., dated as of December 20, 2024
4.2	Series Supplement between Ameren Missouri Securitization Funding I, LLC and The Bank of New York Mellon Trust Company, N.A. (including forms of the Bonds), dated as of December 20, 2024
10.1	Securitized Utility Tariff Property Servicing Agreement between Ameren Missouri Securitization Funding I, LLC and Union Electric Company, as Servicer, dated as of December 20, 2024
10.2	Securitized Utility Tariff Property Purchase and Sale Agreement between Ameren Missouri Securitization Funding I, LLC and Union Electric Company, as Seller, dated as of December 20, 2024
10.3	Administration Agreement between Ameren Missouri Securitization Funding I, LLC and Union Electric Company, as Administrator, dated as of December 20, 2024
99.1	Financing Order
Item 16. Form 10-K Summary
None.

Item 1112(b). Significant Obligors of Pool Assets
None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivative Instruments
None.

Item 1115(b). Certain Derivative Instruments
None.

Item 1117. Legal Proceedings
In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitizations, or RMBS transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

Item 1119. Affiliations and Certain Relationships and Related Transactions
Ameren Missouri Securitization Funding I, LLC is a wholly-owned subsidiary of Ameren Missouri, which is the depositor, sponsor, and servicer.

Item 1122. Compliance with Applicable Servicing Criteria
The Bank of New York Mellon (the "Indenture Trustee") has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements. According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls aimed at preventing missed payments.
The Indenture Trustee has represented to Ameren Missouri Securitization Funding I, LLC that the material instances of noncompliance did not apply to the servicing functions performed for Ameren Missouri Securitization Funding I, LLC.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

Item 1123. Servicer Compliance Statement
See Exhibit 35.1 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ameren Missouri Securitization Funding I, LLC, as Issuing Entity

		By:	Union Electric Company d/b/a/ Ameren Missouri, as servicer

Date:	March 31, 2025	By:	/s/ Darryl T. Sagel
Darryl T. Sagel Vice President and Treasurer (Senior officer in charge of servicing function of the servicer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No such annual report, proxy statement, form of proxy or other soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.