Form 10-K
period 2025-12-31
Ameren Missouri Securitization Funding I, LLC
filed 2026-03-31
CIK 2039835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

333-282616-01	Ameren Missouri Securitization Funding I, LLC	33-1368847
(Issuing Entity)
(Delaware Limited Liability Company)
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

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of Ameren Missouri Securitization Funding I, LLC as of December 31, 2025:

Name	Age	Title	Background
Mitchell J. Lansford	40	President and Treasurer	Mitchell J. Lansford has served as Vice President and Treasurer of Ameren Corp. and Union Electric Company, doing business as Ameren Missouri (“Ameren Missouri”), since August 2025. Mr. Lansford previously served as Senior Director, Financial Reporting and Regulatory Accounting from November 2023 to August 2025 and as Director, Regulatory Accounting from April 2020 to November 2023, and previously in various accounting roles. Prior to joining Ameren in 2017, Mr. Lansford worked for a public accounting firm.
David R. Loesch	50	Manager and Controller	David R. Loesch was appointed Vice President and Controller of Ameren Corp. in June 2020. Mr. Loesch previously served as Director, Ameren Services Center from May 2017 to June 2020 and as Director, External Reporting, from January 2013 to May 2017, and previously in various accounting roles. Prior to joining Ameren in 2000, Mr. Loesch worked for a public accounting firm.
Darryl T. Sagel	53	Manager	Darryl T. Sagel has served as Vice President, Corporate Development and Acquisitions, of Ameren Missouri since August 2025. He previously served as Vice President and Treasurer of Ameren Corp. and Ameren Missouri from July 2018 to August 2025, and as Vice President, Corporate Development from July 2012 to July 2018. Prior to joining Ameren in 2012, Mr. Sagel served as a Managing Director, Investment Banking, with Rothschild Inc. and with Lazard in their New York offices.
Lisa M. Pierro	45	Independent Manager	Ms. Pierro joined CT Corporation System, a WoltersKluwer business, in 2013 and currently serves as Senior Customer Staffing Specialist and Independent Director/Manager. Prior to her current role, Ms. Pierro served as a Customer Specialist and an Assistant Team Leader.
Ameren Missouri Securitization Funding I, LLC is a wholly-owned subsidiary of Ameren Missouri, which in turn is a wholly-owned subsidiary of Ameren Corporation.
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

Ameren Missouri Securitization Funding I, LLC, as Issuing Entity

		By:	Union Electric Company d/b/a/ Ameren Missouri, as servicer

Date:	March 31, 2026	By:	/s/ Mitchell J. Lansford
Mitchell J. Lansford Vice President and Treasurer (Senior officer in charge of servicing function of the servicer)

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